Form 10QSB
period 2006-02-28
DULCIN IZMIR CORP
filed 2006-05-24
CIK 1344909

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended February 28, 2006

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-131043


                DULCIN IZMIR CORPORATION
--------------------------------------------
   (Exact name of registrant as specified in its charter)


           FLORIDA                              20-2710793
-------------------------------                -------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

P.O. Box 331916, Miami, FL 33233-1916
--------------------------------------------
(Address of principal executive offices, Zip Code)

(305) 586-4167
----------------------  --------------------
(Registrant's telephone number, including area code)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No  [ x ]

The number of outstanding shares of the registrant's common stock, February 28, 2006: Common Stock - 12,000,000

PART I -- FINANCIAL INFORMATION

Dulcin Izmir Corporation

Item 1. Financial Statements

Condensed Consolidated Balance Sheets, February 28, 2006(unaudited) Condensed Consolidated Statements of Operations for the three and six months ended February, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three and six months ended February 28, 2006 and 2005 (unaudited)
Notes to Consolidated Financial Statements

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                             February 28,  August 31,
                                                 2006         2005
                                              ----------   ----------
                                              (unaudited)
                        ASSETS
                        ------
Current Assets
  Cash                                        $  137,549   $   19,772
  Advances                                         2,901        6,906
  Advances - related party                            69        3,885
                                              ----------   ----------
    Total Current Assets                      $  140,519   $   30,563
                                              ==========   ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES
  Accounts payable                            $   54,024   $   20,785
  Accounts payable - related party                 8,961        4,137
                                              ----------   ----------
    Total Current Liabilities                     62,695       24,922
                                              ----------   ----------


STOCKHOLDERS' EQUITY
  Common stock, par value $.0001, 100,000,000
   shares authorized, 12,000,000 issued and
   outstanding - 2006, 7,474,000 issued and
   outstanding - 2005                              1,200          747
  Paid in capital                                256,645       36,792
  (Deficit) accumulated during the
   development stage                            (180,311)     (31,898)
                                              ----------   ----------
Total Stockholders' Equity                        77,534        5,641
                                              ----------   ----------
                                              $  140,519   $   30,563
                                              ==========   ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                     Cumulative
                                                                        From
                                          Three Months  Six Months  Apr 11, 2005
                                              Ended        Ended    (Inception)
                                             Feb 28,      Feb 28,    to Feb 28,
                                              2006         2006         2006
                                           ----------   ----------   ----------
REVENUES                                   $        -   $        -   $        -
                                           ----------   ----------   ----------
EXPENSES
  General and administrative
    Consulting Fees                            12,500       24,500       25,100
    Legal Fees                                  2,223       22,546       28,022
    Other                                      13,837       36,483       47,443
  Research & Development                       13,005       64,883       79,745
                                           ----------   ----------   ----------
      Total expenses                           41,566      148,413      180,311
                                           ----------   ----------   ----------
NET (LOSS)                                 $  (41,566)  $ (148,413)  $ (180,311)
                                           ==========   ==========   ==========

NET (LOSS) PER SHARE                                *   $    (0.01)
                                           ==========   ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                12,000,000   11,940,000
                                           ==========   ==========

   *  less than $.01 per share





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                           Cumulative
                                                              From
                                                            April 11,
                                              Six Months      2005
                                                 Ended,    (Inception)
                                                Feb 28,    to Feb 28,
                                                 2006         2006
                                              ----------   ----------
OPERATING ACTIVITIES
 Net (loss) from operations                   $ (148,413)  $ (180,311)

 Adjustments to reconcile net (loss) to net
 cash provided (used) by operating activities:
  Common Stock issued for Services                     -          600
  Contributions to capital                         1,750        2,989

 Changes in operating assets and liabilities:
  Increase in accounts payable - related party     4,824        8,961
  Increase in accounts payable                    33,238       54,023
                                              ----------   ----------
    Total adjustments                             39,813       66,574
                                              ----------   ----------
    NET CASH (USED) BY OPERATING ACTIVITIES     (108,600)    (113,737)
                                              ----------   ----------

INVESTING ACTIVITIES
 (Increase) decrease in advances                   4,005       (2,901)
                                              ----------   ----------

    NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                     4,005       (2,901)
                                              ----------   ----------

FINANCING ACTIVITIES
 (Increase) in advances - related party            3,816          (69)
 Proceeds from sale of common stock, net of
  offering costs                                 218,556      254,256
                                              ----------   ----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES    222,372      254,187
                                              ----------   ----------

    NET INCREASE IN CASH                         117,777      137,549

    CASH, BEGINNING OF PERIOD                     19,772            -
                                              ----------   ----------
    CASH, END OF PERIOD                       $  137,549   $  137,549
                                              ==========   ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        DULCIN IZMIR CORPORATION
               Notes to Consolidated Financial Statements
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company?s financial position as of February 28, 2006 and the results of its operations and cash flows for the three and six months ended February 28, 2006 have been made. Operating results for the six months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company?s Form SB-2 which became effective on March 31, 2006.


NOTE 2 ? PRIVATE PLACEMENT OF COMMON STOCK

Commencing in September 2005, the Company sold, in a private placement, 4,526,000 shares of common stock at $.05 per share, for gross proceeds of $226,300, all of which was received by October 26, 2005.


NOTE 3 ? PUBLIC OFFERING OF COMMON STOCK

The Company is registering on form SB-2 10,000,000 shares of common stock at $.25 per share, of which 6,000,000 shares are for present shareholders. Form SB-2 became effective on March 31, 2006. As of February 28, 2006, total stock offering costs of $45,744 were incurred and have been classified as a reduction of paid in capital in the consolidated statement of stockholders? equity.


NOTE 4 ? RELATED PARTY TRANSACTIONS

Consulting Agreement ? Related Party
------------------------------------
A consulting agreement between Prosper and Dulcin was signed and effective on September 1, 2005, includes but is not limited to, payment for services in the amount of $4,000 per month, reimbursement for all reasonable expenses, and shall be in effect for one year from the commencement of the agreement. This agreement can be terminated by Dulcin, with a 30 day notice.

NOTE 5 ? RESEARCH AND DEVELOPMENT

Research and development costs were substantially reduced in the quarter ending February 28, 2006. This reduction is considered temporary while the Company redirects and redefines its strategic plan. However, the Company has continued to record the consulting compensation under a consulting agreement for research and development of approximately $13,000, for the current quarter.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of Dulcin Izmir Corporation includes the financial results of its wholly owned subsidiary, Dulcin Venezuela.

Trends and Uncertainties.

Dulcin Izmir is in the development stage, has not commenced operations and has sustained a loss to date. The demand for our products would be negatively affected if current engines are redesigned.

Financing Activities.

For the six months ended February 28, 2006, Dulcin Izmir had a decrease in advances ?related party of $3,816 and proceeds from the sale of common stock, net of offering costs in a private placement offering of $218,556. As a result, Dulcin Izmir had net cash provided by financing activities of $222,372 for the six months ended February 28, 2006.

Investing Activities.

For the six months ended February 28, 2006, Dulcin Izmir had a decrease in advances of $4,005 resulting in net cash provided by investing activities of $4,005.

Results of Operations.

For the three months ended February 28, 2006, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $41,566. These expenses included operating expenses relating to normal business operations, consulting fees of $12,500, legal fees of $2,223, and research and development costs of $13,005.

For the six months ended February 28, 2006, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $148,413. These expenses included operating expenses relating to normal business operations, consulting fees of $24,500, legal fees of $22,546 relating to its patents costs and research and development costs of $64,883. Research and development costs were substantially reduced in the quarter ending February 28, 2006. This reduction is considered temporary while Dulcin Izmir redirects and redefines its strategic plan. However, Dulcin Izmir has continued to record the consulting compensation under a consulting agreement for research and development of approximately $13,000, for the current quarter.

Plan of Operation. Our ability to continue in existence is dependent on our ability to develop additional sources of capital and complete the following:

Milestones:                          Steps                     Timeline
1. Develop additional        Prepare Business Plan            2 months
   sources of capital

2. Complete prototypes       Continue field testing           6 ? 9 months
   for various applications  Open Lab

3. Set up marketing plan     Develop Marketing Materials      6 months
                             Hire and Train Salesmen          9 months
                             Establish distribution Network   6 ? 12 months

No one milestone needs to be complete to pursue any other milestone.

Going Concern. The accompanying financial statements have been prepared assuming that Dulcin Izmir will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Dulcin Izmir is in the development stage and has incurred ($180,311) losses since inception and has negative cash flows from operations. The future of Dulcin Izmir is dependent upon our ability to reach our milestones, obtain additional equity financing and upon future successful development and marketing of Dulcin Izmir's services.

Failure to reach the milestones discussed above or secure additional financing, if any, may result in Dulcin Izmir?s inability to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 23, 2006

Dulcin Izmir Corporation

/s/Maria Camila Maz
------------------------------
By: Maria Camila Maz, President/CEO