Form 10QSB
period 2006-05-31
DULCIN IZMIR CORP
filed 2006-08-14
CIK 1344909

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended May 31, 2006

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

The number of outstanding shares of the registrant's common stock, May 31, 2006: Common Stock - 12,000,000

Part I   Financial Information                                  Page

  Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheets
     May 31, 2006 (unaudited) and August 31, 2005                 3

    Unaudited Condensed Consolidated Statements of Operations
     for the three and nine months ended May 31, 2006, and
     cumulative from inception on April 11, 2005 through
     May 31, 2006                                                 4

    Unaudited Condensed Consolidated Statements of Cash Flows
     for the nine months ended May 31, 2006, from April 11, 2005 (inception) to May 31, 2005,and cumulative from inception on
      April 11, 2005 through May 31, 2006                         5

  Notes to Consolidated Financial Statements (unaudited)          6


 Item 2.  Plan of operation                                       8

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                May 31,    August 31,
                                                 2006         2005
                                              ----------   ----------
                                              (unaudited)

                        ASSETS
                        ------
Current Assets
  Cash                                        $   82,154   $   19,772
  Advances                                         2,901        6,906
  Advances - related party                         9,069        3,885
                                              ----------   ----------
    Total Current Assets                      $   94,125   $   30,563
                                              ==========   ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
  Accounts payable                            $   49,911   $   20,785
  Accounts payable - related party                 6,130        4,137
                                              ----------   ----------
    Total Current Liabilities                     56,041       24,922
                                              ----------   ----------


STOCKHOLDERS' EQUITY
  Common stock, par value $.0001, 100,000,000
   shares authorized, 12,000,000 issued and
   outstanding-2006, 7,474,000 issued and
   outstanding-2005                                1,200          747
  Paid in capital                                254,845       36,792
  (Deficit) accumulated during the
   development stage                            (217,961)     (31,898)
                                              ----------   ----------
    Total Stockholders' Equity                    38,084        5,641
                                              ----------   ----------
                                              $   94,125   $   30,563
                                              ==========   ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                                                                             Cumulative
                                                                               from
                            Three      April 11,     Nine       April 11,     April 11,
                           Months        2005        Months       2005          2005
                           Ended     (Inception)     Ended     (Inception)  (Inception)
                           May 31,    to May 31,     May 31,    to May 31,   to May 31,
                            2006         2005         2006         2005         2006
                         ----------   ----------   ----------   ----------   ----------
REVENUES                 $        -   $        -   $        -   $        -   $        -
                         ----------   ----------   ----------   ----------   ----------

EXPENSES
  General and administrative
    Consulting Fees          12,000            -       36,500            -       37,100
    Legal Fees                2,100            -       24,646
-       30,122
    Other                    10,250          750       46,734          750       57,694
  Research & Development     13,300            -       78,183            -       93,045
                         ----------   ----------   ----------   ----------   ----------
      Total expenses         37,650          750      186,063          750      217,961
                         ----------   ----------   ----------   ----------   ----------
NET (LOSS)               $  (37,650)  $     (750)  $ (186,063)  $     (750)  $ (217,961)
                         ==========   ==========   ==========   ==========   ==========

NET (LOSS) PER SHARE              *            *   $    (0.02)           *
                         ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING             12,000,000    6,000,000   11,960,000    6,000,000
                         ==========   ==========   ==========   ==========

  *  less than $.01 per share





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                                        Cumulative
                                                                          from
                                                Nine       April 11,     April 11,
                                                Months       2005          2005
                                                Ended     (Inception)  (Inception)
                                                May 31,    to May 31,   to May 31,
                                                 2006         2005         2006
                                              ----------   ----------   ----------
OPERATING ACTIVITIES
  Net (loss) from operations                  $ (186,063)  $     (750)  $ (217,961)
  Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
    Common Stock issued for Services                   -            -          600
    Contributions to capital                       2,500          417        3,739
  Changes in operating assets and liabilities:
    Increase in accounts payable-related party     6,024          333       10,161
    Increase in accounts payable                  25,095            -       45,880
                                              ----------   ----------   ----------
      Total adjustments                           33,619          750       60,380
                                              ----------   ----------   ----------

NET CASH (USED) BY OPERATING ACTIVITIES         (152,444)           -     (157,581)
                                              ----------   ----------   ----------

INVESTING ACTIVITIES
  (Increase)/decrease in advances                  4,005            -       (2,901)
                                              ----------   ----------   ----------

NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                        4,005            -       (2,901)
                                              ----------   ----------   ----------

FINANCING ACTIVITIES
  (Increase) in advances-related party            (5,184)           -       (9,069)
  Proceeds from sale of common stock,
   net of offering costs                         216,006            -      251,706
                                              ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        210,822            -      242,637
                                              ----------   ----------   ----------
NET INCREASE IN CASH                              62,382            -       82,154

CASH, BEGINNING OF PERIOD                         19,772            -            -
                                              ----------   ----------   ----------
CASH, END OF PERIOD                           $   82,154   $        -   $   82,154
                                              ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DULCIN IZMIR COPORATION
              Notes to Consolidated Financial Statements
                             (unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company?s financial position as of May 31, 2006 and the results of its operations and cash flows for the three and nine months ended May 31, 2006 have been made. Operating results for the nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

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


NOTE 3 ? PUBLIC OFFERING OF COMMON STOCK

The Company registered on form SB-2 10,000,000 shares of common stock at $.25 per share, of which 6,000,000 shares are for present shareholders. Form SB-2 became effective on March 31, 2006. As of May 31, 2006, total stock offering costs of $48,294 were incurred and have been classified as a reduction of paid in capital in the consolidated statement of stockholders? equity.


NOTE 4 ? RESEARCH AND DEVELOPMENT

Research and development costs were substantially reduced in the quarter ending May 31, 2006. This reduction is considered temporary while the Company redirects and redefines its strategic plan. However, the Company has continued to record the consulting compensation under a consulting agreement for research and development of approximately $13,000, for the current quarter.

NOTE 5 ?Accounting Irregularity

The Company?s internal controls were compromised by its bookkeeper wherein she paid herself $11,000 more than she had earned since the last audit. This amount was subsequently reduced to $9,000 by an offset of time she had earned, and the reduced balance was repaid in full in July 2006 by which date she was terminated.

This irregularity resulted in an overstated accounting expense during the first and second quarters of the current fiscal year of $1,000 and $2,000 respectively. Accordingly, as of May 31, 2006, the entire
$9,000, which included $6,000 overpaid in the third quarter was classified as shareholder advances as of May 31, 2006.

During the review process for the quarter ended May 31, 2006, this matter was brought to the attention of management, resulting in the termination of the bookkeeper, the hiring of a new one, a complete review of the accounting transactions for the current fiscal year by management, and a change in internal controls to preclude the issuance of any further pre-signed checks. In the opinion of management, no other accounting irregularities were noted.


NOTE 6 ? SUBSEQUENT EVENT

Dulcin Izmir signed a Memorandum of Understanding on August 15, 2005 with Deleo Ltd., a Delaware Corporation, whereby Dulcin Izmir can earn up to a 70 percent interest in Blue Sky International, Ltd. Despite its ongoing efforts, Dulcin Izmir has been unable to formalize a definitive agreement with Deleo, Ltd. as of August 11, 2006. As a result, Dulcin Izmir is exploring other business opportunities.

The financial statements presented herein as of May 31, 2006, are those of Dulcin consolidated with Blue Sky, since Blue Sky is considered to be a variable interest entity in which Dulcin is considered the primary beneficiary based on the expected future residual returns and/or losses. Blue Sky?s fiscal year end is August 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of Dulcin Izmir Corporation includes the financial results of its wholly owned subsidiary, Blue Sky.

Trends and Uncertainties.

Dulcin Izmir is in the development stage, has not commenced operations and has sustained a loss to date. The demand for our products would be negatively affected if current engines are redesigned.

Dulcin Izmir signed a Memorandum of Understanding on August 15, 2005 with Deleo Ltd., a Delaware Corporation, whereby Dulcin Izmir can earn up to a 70 percent interest in Blue Sky International, Ltd. Despite its ongoing efforts, Dulcin Izmir has been unable to formalize a definitive agreement with Deleo, Ltd. as of August 11, 2006. As a result, Dulcin Izmir is exploring other business opportunities.

The financial statements presented herein as of May 31, 2006, are those of Dulcin consolidated with Blue Sky, since Blue Sky is considered to be a variable interest entity in which Dulcin is considered the primary beneficiary based on the expected future residual returns and/or losses. Blue Sky?s fiscal year end is August 31.

Financing Activities.

For the nine months ended May 31, 2006, Dulcin Izmir had a decrease in advances ?related party of $5,184 and received proceeds from the sale of common stock, net of offering costs of $216,006. As a result, Dulcin Izmir had net cash provided by financing activities of $210,822 for the nine months ended May 31, 2006.

Investing Activities.

For the nine months ended May 31, 2006, Dulcin Izmir had a decrease in advances of $4,005 resulting in net cash provided by investing activities of $4,005.

Results of Operations.

For the three months ended May 31, 2006, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $24,350 including operating expenses relating to normal business operations of $10,250, consulting fees of $12,000, and legal fees of $2,100. Research and development costs of $13,300 were directly attributable to the activities of Blue Sky. Comparatively, for the period from inception (April 11, 2005) to May 31, 2005, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $750.

The increases for general and administrative expenses were due to the costs associated with the operations of the Company while Blue Sky was consolidated with it.

For the nine months ended May 31, 2006, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $107,880 including operating expenses relating to normal business operations of $46,734, consulting fees of $36,500, and legal fees of $24,646 relating to its patents costs, and research and development costs of $78,183. Research and development costs were substantially increased in the quarter ended May 31, 2006. Additionally, Dulcin Izmir has continued to record the consulting compensation under a consulting agreement for research and development of approximately $13,300, for the current quarter.

Plan of Operation. Our ability to continue in existence is dependent on our ability to develop additional sources of capital and complete the following:

Milestones:                          Steps                     Timeline
1. Develop additional        Prepare Business Plan            2 months
   sources of capital

Going Concern. The accompanying financial statements have been prepared assuming that Dulcin Izmir will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Dulcin Izmir is in the development stage and has incurred $217,961 in consolidated losses since inception and has negative cash flows from operations of $157,581. The future of Dulcin Izmir is now dependent upon our ability to locate and development other business opportunities.


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

Changes in Internal Controls

Dulcin Izmir?s internal controls were compromised by its bookkeeper wherein she paid herself $11,000 more than she had earned since the last audit. This amount was subsequently reduced to $9,000 by an offset of time she had earned, and the reduced balance was repaid in full in July 2006 by which date she was terminated.

This irregularity resulted in an overstated accounting expense during the first and second quarters of the current fiscal year of $1,000 and $2,000 respectively. Accordingly, as of May 31, 2006, the entire
$9,000, which included $6,000 overpaid in the third quarter was classified as shareholder advances as of May 31, 2006.

During the review process for the quarter ended May 31, 2006, this matter was brought to the attention of management, resulting in the termination of the bookkeeper, the hiring of a new one, a complete review of the accounting transactions for the current fiscal year by management, and a change in internal controls to preclude the issuance of any further pre-signed checks. In the opinion of management, no other accounting irregularities were noted.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information. not applicable


Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2006

Dulcin Izmir Corporation

/s/Maria Camila Maz
------------------------------
By: Maria Camila Maz, President/CEO