Form 10KSB
period 2006-08-31
DULCIN IZMIR CORP
filed 2006-12-11
CIK 1344909

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2006
OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number:

DULCIN IZMIR CORPORATION
     (Exact name of Small Business Issuer in its charter)


             FLORIDA                         20-2710793
  (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

         P. O. Box 331916
         Miami, FL                                  33233-1916
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  (305) 586-4167


Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act   [   ]

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ x ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [x]

Dulcin Izmir's revenues for its most recent fiscal year were $0.00. As of August 31, 2006, there was no market value of Dulcin Izmir's voting $.000l par value common stock.

The number of shares outstanding of Dulcin Izmir's only class of common stock, as of August 31, 2006 was 12,037,500 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

PART I
ITEM 1.    BUSINESS

Dulcin Izmir Corporation is a development stage company. We are a Florida corporation, formed on April 11, 2005.

Dulcin Izmir had entered into a memorandum of understanding on August 15, 2005 with Deleo Ltd., a Delaware Corporation. Deleo Ltd owns a technology called Catalytically Enhanced Engine Fuel Systems. Under the MOU, Dulcin Izmir was to purchase up to a 70% equity interest in Blue Sky International, Ltd. Deleo Ltd. has granted Blue Sky an exclusive, worldwide, non-royalty bearing license to manufacture and market Deleo's engine devices. Dulcin Izmir had been unable to successfully complete a definitive material agreement incorporating the terms of the MOU and formally terminated further negotiations with Blue Sky on August 18, 2006. As a result, Dulcin Izmir has been actively pursuing alternative business opportunities.

Fairgrief Memorandum of Understanding. On August 22, 2006, we entered into a memorandum of understanding with Kevin Fairgrief, to create and fund our subsidiary, Lifespan Health Sciences, Inc. which was incorporated on August 31 2006. Lifespan is presently owned 53% by Dulcin and 47% by Fairgrief, with the eventual ownership changing to 62.1% by Dulcin when and if the fundraising for Lifespan is completed. Fairgrief agreed to transfer all of his rights, interest and knowledge in his treatment program for numerous human diseases and conditions to Lifespan in exchange for 11,000 shares of Lifespan common stock. Dulcin Izmir will fund Lifespan specifically to have Fairgrief's treatment programs implemented on a large scale.

If Dulcin does not fund Lifespan with $2,000,000 by March 31, 2008, Fairgrief can buy Lifespan at a sum equal to the amount invested by Dulcin plus 5% per annum.

By December 31, 2006, Dulcin must invest $250,000 in Lifespan, and an additional $150,000 by March 31, 2007, in order to maintain its initial percentage ownership. Dulcin is required to invest an additional $1,600,000 in Lifespan by March 31, 2008. At reaching this milestone, Dulcin's equity will be 57.7%. Dulcin is required to invest an additional $3,000,000 by December 31, 2009 at which time the equity will be 62.1% for Dulcin. There is a clause whereby Fairgrief will own the reciprocal percentages, and if his equity falls below those percentages, Dulcin will transfer sufficient shares to him.

The MOU also has provisions for compensation to Fairgrief in four stages. In the first stage which commenced on July 1, 2006, Fairgrief will be paid $6,000 per month, in phase 2 $7,000 per month, and in phases 3 and 4, if Lifespan becomes profitable, $8,000 and $10,000, respectively. As of August 31, 2006, Fairgrief was paid a total of $12,000 prior to the incorporation of Lifespan for the two months then ended.

Initially Lifespan will create a website and will open a treatment clinic in Palm Springs, CA, where Fairgrief's knowledge, experience and efforts will be tested and documented. Once Lifespan's program has been clinically confirmed and treatment protocols have been developed, Lifespan plans to open other clinics in California.

After years of testing, Fairgrief's test results show that many foods produce different negative reactions in the human body, leading to diseases of different degrees. Lifespan believes that these foods are different and unique for everyone, although there are patterns visible in testing family members. Experience has reflected a wide array of chronic problems, symptoms and disease that completely resolve once the offending foods are removed and the body's digestive tract is allowed to heal.

Lifespan's program for treating patients starts with the patient taking a five pathway serum blood test that will disclose which foods, additives and beverages cause a negative damaging response from the immune system. The resulting negative response in most cases is primarily inflammation. Chronic inflammation, if left untreated, can lead to a number of serious conditions. The testing of each patient allows for an individually tailored program of eating foods that do not cause harm or affect the body's complex system in a negative way. Almost all auto-immune and chronic diseases are relieved when the patient follows the program which requires the patient to eat from a specific list of foods, in a 4-5 day rotation to eliminate the chance of creating new intolerances. There are numerous herbal supplements added to aid in healing the damaged tissue. There are also other diagnostics that will allow a thorough treatment depending on each patient profile and symptoms.

These individual eating and supplement programs require approx four to six months of careful food and supplement ingestion after which patients may slowly add new foods back into their diets.

This treatment program has been tested in individuals with diseases like fibromyalgia, emotional/mood disorders, insomnia, under/over weight problems, blood pressure and virtually all diseases with an inflammatory origin. Lifespan believes that by standardizing the process, it will be able to help a larger amount of patients that modern traditional medicine to date has been ineffective in treating.

Fairgrief believes that the diseases mentioned above are widespread, and are a tremendous drain on the world health care system. Dulcin Izmir thinks there is an opportunity to establish a large network of clinics that can effectively treat these diseases.


ITEM 2.  PROPERTIES.

We signed a one year lease renewal for office space in Miami, Florida commencing on August 1, 2006, for a monthly rental of $963.

ITEM 3.  LEGAL PROCEEDINGS.

Dulcin Izmir is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended August 31, 2006, no matters were submitted to a vote of Dulcin Izmir Corporation security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. Dulcin Izmir has not yet begun trading publicly on the pink sheets or the NASD Over the Counter Bulletin Board.

Dulcin Izmir has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of August 31, 2006, the number of holders of Dulcin Izmir's common stock is 18.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.

Dulcin Izmir is in the development stage, has not commenced operations and has sustained a loss to date. We have just recently created a subsidiary and changed our business plan.

Financing Activities.

For the year ended August 31, 2006, Dulcin Izmir received proceeds of $241,300 from sale of common stock net of offering costs in 2005. Additionally, Dulcin Izmir had a decrease in advances - related party of $3,885. As a result, Dulcin Izmir had net cash provided by financing activities of $245,185 for the year ended August 31, 2006.

For the period from April 11, 2005 (inception) to August 31, 2005, Dulcin Izmir received proceeds from the sale of common stock of $35,700. Additionally, Dulcin Izmir had an increase in an advance of $3,885 to an affiliated party to pay for research and development costs for Blue Sky International Inc. As a result, Dulcin Izmir had net cash provided by financing activities of $31,815 for the period from April 11, 2005 (inception) to August 31, 2005.
Investing Activities.

For the year ended August 31, 2006, Dulcin Izmir had an increase in equipment of $1,675 and a decrease in advances of $6,906. As a result Dulcin Izmir had net cash provided by investing activities of $5,231 for the year ended August 31, 2006.

For the period from inception to August 31, 2005, Dulcin Izmir paid advances of $6,906 to non-affiliates.

Results of Operations.

For the year ended August 31, 2006 and the period from April 11, 2005 (inception) to August 31, 2005, Dulcin Izmir did not receive any revenues. For the year ended August 31, 2006, Dulcin Izmir had general and administrative expenses of $130,056. Comparatively, Dulcin Izmir had general administrative expenses of only $17,036 for the period from April 11, 2005 (inception) to August 31, 2005. The increase in general and administrative expenses was mainly due to expenses relating to the stock registration which was declared effective on March 31, 2006. Additionally, due to the agreement with Blue Sky International, Inc., Dulcin Izmir had an increase in research and development costs of $47,890 for the year ended August 31, 2006 compared to $14,862 for the period from April 11, 2005 (inception) to August 31, 2005.

On August 11, 2006, we loaned Reven Pharma Corp. $50,000. Since the loan was unsecured and not repaid as of August 31, 2006, or subsequently, we had the alternative option of collateralizing the loan with common stock of Reven or applying it towards an interest in an application that Reven was developing.

Reven has not provided us with any financial information, nor has it guaranteed the loan. Therefore, we decided to impair the full amount of the loan as of August 31, 2006, based on the present inability of Reven to repay it, or provide sufficient information with which to evaluate its collectibility or eventual recoverability.

Dulcin Izmir had a net loss of $(227,946) for the year ended August 31, 2006 compared to $(31,989) for the period from April 11, 2005
(inception) to August 31, 2005 due to the reasons discussed above.

Plan of Operation.   Our ability to continue in existence is dependent
on our ability to develop additional sources of capital

Milestones:                          Steps                     Timeline
1. Develop additional        Prepare Business Plan           4-6 months
   sources of capital

2. Set up marketing plan     Create website                   2 months

3. Open treatment clinic     Confirm clinically              4-6 months
                             Develop treatment protocols     4-6 months

Milestone 1 needs to be completed before we pursue Milestone 2. No one milestone needs to be complete to pursue Milestone 3.

Going Concern.   The accompanying financial statements have been
prepared assuming that Dulcin Izmir will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Dulcin Izmir is in the development stage and has incurred ($259,844) in losses since inception and has negative cash flows from operations. The future of Dulcin Izmir is dependent upon our ability to reach our milestones, obtain additional equity financing and upon future successful development and marketing of Dulcin Izmir's services.

Failure to reach the milestones discussed above or secure additional financing, if any, may result in Dulcin Izmir's inability to continue as a going concern.

Recent Accounting Pronouncements.

Interpretation No. 46 (FIN 46) (R)

Effective December 2003, The Financial Accounting Standards Board revised Fin 46 which required certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity did not have the characteristics of a continuing financial interest or did not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, the determination to be made on the date an enterprise becomes involved with an entity.

SFAS 123 (R)

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment
("SFAS No. 123-R"). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees commencing in 2006.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, and cash flows in future periods.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. Maria Camila Maz, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended August 31, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of August 31, 2006 (the evaluation date).

Dulcin Izmir's internal controls were compromised by its bookkeeper during the current year only, wherein the bookkeeper intentionally paid herself $11,000 more than she had earned using pre-signed checks. This amount was subsequently reduced to $9,000 by an offset of time she had earned, and the reduced balance was repaid in full in July 2006, by which date she was terminated. There was no resulting effect on financial position or results of operations as of August 31, 2006, and for the year then ended. A change in internal controls to preclude the issuance of any further pre-signed checks was subsequently implemented by management.

There have not been any other significant changes in the internal controls of Dulcin Izmir or other factors that could significantly affect internal controls relating to Dulcin Izmir since the evaluation date.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at three pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The directors and executive officers are as follows:

NAME                                 POSITIONS HELD          SINCE
Maria Camila Maz, age 38             President/CEO/Director  Inception
                                                             To present

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS
---------------------------------------------
Maria Camila Maz.   Ms. Maz has been an officer and director of Dulcin
Izmir since inception. From 2002 to present, Ms. Maz has been the president of Prosper Financial, Inc., a management company that currently has a contract with Strategic Rare Earth Metals Inc., a reporting company and a company that mines, processes and distributes various granites and produces and distributes Rare Earth metals and alloys. In this role, Ms. Maz acts as secretary and treasurer of Strategic Rare Earth Metals Inc. From May 2004 to March 2005, Ms. Maz was president and director of FUSA Capital Corporation, a reporting company engaged in ownership, development and marketing video and audio search engine technology. From 2000-2002, Ms. Maz was executive assistant and investment analyst for Auron 2000, Inc., a company engaged in consulting and management of companies in several industries from biotech to technology and internet. Ms. Maz received a Bachelor of Business Administration with areas of concentration in marketing and finances from the Universidad de los Andes in 1993.

Indemnification. Dulcin Izmir shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Florida, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of Dulcin Izmir, or served any other enterprise as director, officer or employee at the request of Dulcin Izmir. The board of directors, in its discretion, shall have the power on behalf of Dulcin Izmir to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of Dulcin Izmir.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of Dulcin Izmir, Dulcin Izmir has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Dulcin Izmir of expenses incurred or paid by a director, officer or controlling person of Dulcin Izmir in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, Dulcin Izmir will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation.

Maria Camila Maz devotes approximately 50% of her time to Dulcin Izmir Corporation and our subsidiary's affairs.

Pursuant to a consulting agreement, Dulcin Izmir pays Prosper Financial Inc. $4,000 per month for management services, preparing a Business Plan, raising capital etc. Ms. Maz is the president and controlling
shareholder of Prosper.   To date, Prosper has received $48,000
pursuant to the consulting agreement.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of October 31, 2006, the number and percentage of outstanding shares of Dulcin Izmir Corporation common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Additionally, the following table includes shares that the shareholders have the right to acquire within 60 days.

 (I) PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON
STOCK
-----------------------------------------------------------------------

Name of Beneficial Owners       Common Stock        Percentage Owned
                              Beneficially Owned
Maria Camila Maz
4801 Alhambra Circle
Coral Gables, FL 33146              5,000,000          41.54%

Cadaques S.A.(1)
Avenida Brasil 3031, Apto 102
Montevideo, Uruguay                 1,000,000           8.33%

Gustavo Maz (2)                     1,300,000          10.80%
Cr 5 No. 6-204
Cartagena - Colombia

Costas Michael Takkas               1,000,000           8.31%
2642 Collins Avenue, Apt. 305
Miami, FL 33140

Ricardo Requena                     1,000,000           8.31%
25 de Mayo 444, P2
Montevideo, Uruguay

Stratton S.A.(3)                    1,000,000           8.31%
Carace 524, Apto 701
Montevideo, Uruguay

Directors and Officers,
   as a group                       5,000,000          41.54%

Based upon 12,037,500 issued and outstanding as of October 31, 2006.
(1) The beneficial owner of Cadaques S.A. is Mario Rovella, a non-affiliate.
(2) Gustavo Maz is the father of Maria Camila Maz
(3)The beneficial owner for Stratton S.A. is Manon Lecueder, a non-affiliate.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accounts Payable - Related Party

As of August 31, 2006, Prosper Financial, Inc. (Prosper), a corporation owned by the president of Dulcin Izmir who owns the majority of the outstanding common stock of Dulcin Izmir was owed $4,237. Prosper was paid $48,000 during the year ended August 31, 2006 for management services and $0 for the prior year.

Consulting Agreement - Related Party

A consulting agreement between Prosper and Dulcin, which was signed and effective on September 1, 2005, includes but is not limited to payment for services in the amount of $4,000 per month, reimbursement for all reasonable expenses, and shall be in effect for one year from the commencement of the agreement. The agreement can be terminated by Dulcin, with a 30 day notice. The agreement was renewed for another one year term effective on September 1, 2006.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm         14
Consolidated Balance Sheet                                      15
Consolidated Statements of Operations                           16
Consolidated Statements of Cash Flows                           17
Consolidated Statement of Stockholders' Equity                  18
Notes to Consolidated Financial Statements                      21

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DULCIN IZMIR CORPORATION
Miami, Florida

We have audited the accompanying consolidated balance sheet of DULCIN IZMIR CORPORATION (a Florida corporation) as of August 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from April 11, 2005 (inception) to August 31, 2005, and the year ended August 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DULCIN IZMIR CORPORATION as of August 31, 2006, and the results of its operations and its cash flows for the period from April 11, 2005 (inception) to August 31, 2005, and for the year ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company is in the development stage, has not commenced operations, and has sustained a loss to date that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Braverman International, P.C.
Prescott, Arizona
October 27, 2006

DULCIN IZMIR CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
August 31, 2006


ASSETS
                                 ------
  Current Assets
      Cash                                             $    25,334
      Prepaid rent                                             900
      Deposit - rent                                           963
                                                       -----------
     Total Current Assets                                   27,197

  Equipment                                                  1,675
                                                       -----------
                                                       $    28,871
                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

 CURRENT LIABILITIES

       Accounts payable                                $     1,455
       Accounts payable - related party                      5,171
                                                       -----------
        Total Current Liabilities                            6,626
                                                       -----------
COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY

Common stock, par value $.0001, 100,000,000 shares
  authorized, 12,037,500 issued and outstanding              1,204
Paid in capital                                            280,886
(Deficit) accumulated during the development stage        (259,844)
                                                       -----------
 Total Stockholders' Equity                                 22,245
                                                       -----------
                                                       $    28,871
                                                       ===========

  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DULCIN IZMIR CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Cumulative
                                               Year                       from
                                              Ended   April 11, 2005  April 11, 2005
                                             May 31,  (Inception) to  (Inception) to
                                              2006    August 31, 2005 August 31, 2006
                                             -------  --------------- ---------------
 REVENUES                                 $        -      $        -      $        -

 EXPENSES
    General and administrative
         Consulting fees                      60,500             600          61,100
         Legal fees                            9,065           5,476          14,541
         Stock registration costs             10,294               -          10,294
         Other                                50,197          10,960          61,157
    Research & development                    47,890          14,862          62,752
    Impairment loss                           50,000               -          50,000
                                          ----------      ----------      ----------

    Total expenses                           227,946          31,898         259,844
                                          ----------      ----------      ----------
 NET (LOSS) FROM OPERATIONS                 (227,946)        (31,898)       (259,844)

BASIC NET (LOSS) PER SHARE                $    (0.02)              *
                                          ==========      ==========

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING              11,977,292       6,469,600
                                          ==========      ==========
*less than $(.01) per share


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DULCIN IZMIR CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Cumulative from
                                                         April 11,        April 11,
                                              Year         2005              2005
                                             Ended,   (Inception) to   (Inception) to
                                           August 31,    August 31,       August 31,
                                              2006         2005             2006
                                           ----------  -------------    -------------
OPERATING ACTIVITIES
  Net (loss)                               $ (227,946)   $  (31,898)     $ (259,844)
  Adjustments to reconcile net (loss) to net
      cash provided (used) by operating
      activities:
    Common Stock issued for services                -           600             600
    Contributions to capital                    3,250         1,239           4,489

  Changes in operating assets and liabilities:
    Increase in accounts payable
      - related party                           1,034         4,137           5,171
    Increase/ (decrease) in accounts payable  (19,330)       20,785           1,455
   (Increase) in deposit - rent                  (963)                         (963)
   (Increase) in prepaid rent                    (900)                         (900)
                                            ---------    ----------      ----------
  Total adjustments                           (16,090)       26,761           9,852
                                            ---------    ----------      ----------
     NET CASH (USED) BY OPERATING ACTIVITIES (244,855)       (5,137)       (249,992)
                                            ---------    ----------      ----------
INVESTING ACTIVITIES
    (Increase) in equipment                    (1,675)            -          (1,675)
    (Increase)/ decrease in advances            6,906        (6,906)              -
                                            ---------    ----------      ----------
     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                     5,231        (6,906)         (1,675)
                                            ---------    ----------      ----------
FINANCING ACTIVITIES
    (Increase)/ decrease in advances
      - related party                           3,885        (3,885)              -
     Proceeds from sale of common stock,
       net of offering costs in 2005          241,300        35,700         277,000
                                            ---------    ----------      ----------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                             245,185        31,815         277,000
                                            ---------    ----------      ----------
     NET INCREASE IN CASH                       5,562        19,772          25,334

     CASH, BEGINNING OF PERIOD                 19,772             -               -
                                            ---------    ----------      ----------
     CASH, END OF PERIOD                    $  25,334    $   19,772      $   25,334
                                            =========    ==========      ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DULCIN IZMIR CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               (Deficit)
                                                              Accumulated    Total
                                                                During       Stock-
                               Common Stock         Paid-in   Development    holders'
                            Shares       Amount     Capital      Stage       Equity
                          ----------   ----------  ---------- ----------   ----------
Inception, April 11, 2005,
 Stock issued for services
 @ $.0001 per share        6,000,000   $      600  $        -  $        -  $      600

Shares issued June 9, 2005
  for cash at $.05 per
  share                      100,000           10       4,990           -       5,000

Shares issued June 15, 2005
 for cash at $.05 per
 share                       300,000           30      14,970           -      15,000

Shares issued July 20, 2005
 for cash at $.05 per
 share                        74,000            7       3,693           -       3,700

Shares issued August 18, 2005
 for cash at $.05 per
 share                       800,000           80      39,920           -      40,000

Shares issued August 24, 2005
 for cash at $.05 per
 share                       200,000           20       9,980           -      10,000

Stock offering costs               -            -     (38,000)          -     (38,000)

Contributed Capital                -            -       1,239           -       1,239

Net (loss) for period              -            -           -     (31,898)    (31,898)
                          ----------   ----------  ----------  ----------  ----------

Balance, August 31, 2005   7,474,000   $      747  $   36,792  $  (31,898) $    5,641

Shares issued September 8,
2005 for cash at $.05
per share                    126,000           13       6,287                   6,300

Shares issued September 13,
2005 for cash at $.05
per share                  1,000,000          100      49,900                  50,000

Shares issued September 14,
2005 for cash at $.05
per share                    100,000           10       4,990                   5,000



Shares issued September 16,
2005 for cash at $.05
per share                    700,000           70      34,930                  35,000

Shares issued September 19,
2005 for cash at $.05
per share                    800,000           80      39,920                  40,000

Shares issued September 20,
2005 for cash at $.05
per share                    300,000           30      14,970                  15,000

Shares issued September 22,
2005 for cash at $.05
per share                    140,000           14       6,986                   7,000


Shares issued September 30,
2005 for cash at $.05
per share                  1,000,000          100      49,900                  50,000

Shares issued October 4,
2005 for cash at $.05
per share                     80,000            8       3,992                   4,000


Shares issued October 26,
2005 for cash at $.05
per share                    280,000           28      13,972                  14,000

Proceeds from 2006 private placement

Shares issued June 29, 2006
  for cash at $.40 per share  12,500            1       4,999                   5,000




Shares issued July 26, 2006
  for cash at $.40 per share  25,000            3       9,998                  10,000

Contributed Capital                                     3,250                   3,250

Net (loss) for the year                                          (227,946)   (227,946)
                          ----------   ----------   ---------  ----------  ----------
Balance, August 31, 2006  12,037,500   $    1,204   $ 280,885  $ (259,844) $   22,245
                          ==========   ==========   =========  ==========  ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DULCIN IZMIR CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Dulcin Izmir Corporation (Dulcin, we, our, or us) is in the development stage as defined in Financial Accounting Standards Board Statement No.
7. We are a Florida corporation, formed on April 11, 2005, to be initially involved in the conservation of the environment and energy resources via its equity ownership in Blue Sky International Ltd, (Blue
Sky). This pursuit, to be involved in an initial project to develop a "hydrocarbon processing device that is universally adaptable to engines and combustion equipment, was terminated on August 18, 2006 (see note
11).

Our new project as of JULY 1, 2006 is to develop a "treatment program for numerous human diseases and conditions" and open "treatment clinics" through its new subsidiary, Lifespan Health Sciences Inc. (Lifespan). Our fiscal year end is August 31.

Basis of Presentation

On August 22, 2006, we entered into a Memorandum of Understanding (MOU) with Kevin Fairgrief (Fairgrief), to create and fund Lifespan, incorporated on August 31, 2006. Lifespan is initially owned 52% by Dulcin and 48% by Fairgrief, with the eventual ownership changing to62.1% by Dulcin when and if the fundraising for Lifespan is completed. The financial statements presented herein are those of Dulcin consolidated with Lifespan. As of August 31, 2006, there were no transactions for Lifespan.

The operations of Blue Sky were abandoned on August 18, 2006, as further described in note 11. The results of their operations were not treated as a loss from discontinued operations since the Company is still pursuing other research and development activities. Accordingly, Blue Sky's operations are included in the consolidated results of operations for the two years presented. There were no assets or liabilities remaining of Blue Sky as of August 31, 2006.

Principles of Consolidation

The consolidated financial statements as of and for the year ended August 31, 2006, include the accounts of Dulcin, Blue Sky and Lifespan after elimination of all inter-company accounts and transactions.

DULCIN IZMIR CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception. Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and/or to achieve profitable operations. Management's plan is to initially pursue the sale of equity securities and eventually to provide the services contemplated by the incorporation of Lifespan. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

We use the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards
Statement No. 128, "Earnings per Share".

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The

DULCIN IZMIR CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying values of our financial instruments, which consists of advances and accounts payable approximate fair values due to the short-term maturities of such instruments.

Equipment

A telephone system purchased on August 18, 2006, is stated at cost. Depreciation based on a 5 year useful life using the straight line method is to commence September 1, 2006. There was no depreciation expense for either of the periods presented in consolidated operations or cash flows.

NOTE 2 - CONTRIBUTED CAPITAL

Capital contributed during the year ended August 31, 2006, by current management, was based on the fair value of such services which were for office overhead of $3,250.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Party

As of August 31, 2006, Prosper Financial, Inc. (Prosper), a corporation owned by the president of the Company who owns the majority of the outstanding common stock of the Company was owed $4,237, which has been reflected in accounts payable - related party in the accompanying consolidated balance sheet, and the balance of $934 for accrued payroll to the president. Prosper was paid $48,000 during the year ended August 31, 2006 for management services and $0 for the prior year.

Consulting Agreement - Related Party

A consulting agreement between Prosper and Dulcin, which was signed and effective on September 1, 2005, includes but is not limited to payment for services in the amount of $4,000 per month, reimbursement for all reasonable expenses, and shall be in effect for one year from the commencement of the agreement. The agreement can be terminated by Dulcin, with a 30 day notice. The agreement was renewed for another one year term effective on September 1, 2006.

NOTE 4 - INCOME TAXES

Because of the losses since inception, we have no income tax liability or tax assets except deferred income tax assets. Deferred tax assets as of August 31, 2006, of approximately $86,574 were reduced to zero, after considering the valuation allowance of $86,574, since there is no assurance of future taxable income at the present time. As of August 31, 2006 there was also a net operating loss carryforward of

DULCIN IZMIR CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $254,630, of which $30,589 expires in 2025, and the balance in 2026, if unused. The following is an analysis of deferred tax assets as of August 31, 2006:

                                          Deferred         Valuation
                                         Tax Assets        Allowance        Balance
                                         ----------        ---------        -------
Deferred tax assets at August 31, 2005    $ 10,400        $ ( 10,400)       $   -0-
Additions for the year                    $ 76,174        $ ( 76,174)       $   -0-
                                          --------        ----------        -------
Deferred tax assets at August 31, 2006    $ 86,574        $ ( 86,574)       $   -0-
                                          ========        ==========        =======

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the year ended August 31:

                                              2006          2005
                                             ------        ------
Expected income tax (benefit) at
   federal statutory tax rate -34%        $( 77,502)     $( 10,845)
Permanent differences                         1,328            445
Valuation allowance                          76,174         10,400
                                          ---------      ---------
Income tax (benefit)                      $     -0-      $     -0-
                                          =========      =========
The net operating loss carryforward is the only component of deferred tax assets as of August 31, 2006 and 2005.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Formation and Funding for Lifespan Health Sciences, Inc.

The provisions of the MOU underlying the formation of Lifespan include consulting fees for Fairgrief, an investment schedule, and four phases of a business plan as discussed below:

Upon the formation of Lifespan under Section 351 of the Internal Revenue Code, Fairgrief will own 48% and Dulcin 52%. If Dulcin does not reach a total $2,000,000 by March 31, 2008, Fairgrief can buy Lifespan at a sum equal to the amount invested by Dulcin plus 5% per annum.

By December 31, 2006, Dulcin must invest $250,000 in Lifespan, and an additional $150,000 by March 31, 2007, in order to maintain its initial percentage ownership. Dulcin is required to invest an additional $1,600,000 in Lifespan by March 31, 2008 At reaching this milestone, Our equity will be 57.1. Dulcin must invest an additional $3,000,000 by December 31, 2009 at which time the equity will be 62.1%for us.

DULCIN IZMIR CORPORATION
(A Development Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


There is a clause whereby Fairgrief will own the reciprocal percentages, and if his equity falls below those percentages, Dulcin will transfer sufficient shares to him.

The MOU also has provisions for compensation to Fairgrief in four stages. In the first stage which commenced on July 1, 2006, Fairgrief will be paid $6,000 per month, in phase 2 $7,000 per month, and in phases 3 and 4, if Lifespan becomes profitable, $8,000 and $10,000, respectively. As of August 31, 2006, Fairgrief was paid a total of $12,000 prior to the incorporation of Lifespan for the two months then ended. As of August 31, 2006, no investment has been made by us into Lifespan.

The MOU between the parties is a tentative agreement and was subsequently finalized as further discussed in Note 13.
Lease of office space

We signed a one year lease renewal for office space in Miami, Florida commencing on August 1, 2006, for a monthly rental of $963. Rent expense for the year ended August 31, 2006, and period from inception to August 31, 2005 was $6,700 and $1,239, respectively.

NOTE 6 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Interpretation No. 46 (FIN 46) (R)

Effective December 2003, The Financial Accounting Standards Board revised Fin 46 which required certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity did not have the characteristics of a continuing financial interest or did not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, the determination to be made on the date an enterprise becomes involved with an entity.

SFAS 123 (R)

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123-R"). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial

DULCIN IZMIR CORPORATION
(A Development Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees commencing in 2006.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, and cash flows in future periods.


NOTE 7 - COMMON STOCK

In September and October 2005, we sold, in a private placement, 4,526,000 shares of common stock at $.05 per share, for gross proceeds of $226,300, all of which was received by October 26, 2005. In June and July 2006, we sold in a private placement, 37,500 shares of common stock at $.40 per share, for gross proceeds of $15,000, all of which was received by August 31, 2006. We are continuing to sell shares at this price. In June, July and August 2005, we sold, in a private placement, 1,474,000 shares of common stock at $.05 per share, for gross proceeds of $73,700, less $38,000 for stock offering costs, for a net of $35,700 to us.


NOTE 8 - PUBLIC OFFERING OF COMMON STOCK

We registered, on form SB-2, 10,000,000 shares of common stock at $.25 per share, of which 6,000,000 shares were for the founding shareholders. Form SB-2 became effective on March 31, 2006. As of
August 31, 2006, total stock registration costs of $10,294 were incurred and have been reflected in the consolidated statements of operations.


NOTE 9 - RESEARCH AND DEVELOPMENT

Research and Development (R&D) costs are being expensed as R&D when incurred until technological feasibility is established. R&D is a separate component of operating expense. Technological feasibility is established upon completion of a working model, which is typically demonstrated after initial beta testing is completed. Development costs incurred subsequent to the time a product's technological feasibility has been established, through the time the product is available for general release to customers, are capitalized, if material.

The majority of incurred R&D as reported in the accompanying consolidated financial statements related to the Blue Sky project which was abandoned as of August 18, 2006 as further described in Note 11.

DULCIN IZMIR CORPORATION
(A Development Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACCOUNTING IRREGULARITY

The Company's internal controls were compromised by its bookkeeper during the current year only, wherein the bookkeeper intentionally paid herself $11,000 more than she had earned using pre-signed checks. This amount was subsequently reduced to $9,000 by an offset of time she had earned, and the reduced balance was repaid in full in July 2006, by which date she was terminated. There was no resulting effect on financial position or results of operations as of August 31, 2006, and for the year then ended. A change in internal controls to preclude the issuance of any further pre-signed checks was subsequently implemented by management.


NOTE 11 - TERMINATION OF BLUE SKY AGREEMENT

We entered into a Memorandum of Understanding ("MOU") on August15, 2005, with Deleo, a Delaware Corporation, owner of a technology called Catalytically Enhanced Engine Fuel Systems. Under the MOU, we were to purchase up to a 70% equity interest in Blue Sky International Ltd. Deleo granted Blue Sky an exclusive, worldwide, non-royalty bearing license to manufacture and market Deleo's engine devices. We were unable to successfully complete a definitive material agreement incorporating the terms of the MOU and formally terminated further negotiations with Deleo and Blue Sky on August 18, 2006, leaving Blue Sky with no interest or value in the technology.


NOTE 12 - IMPAIRMENT LOSS

On August 11, 2006, we loaned Reven Pharma Corp. (Reven) $50,000.
Since the loan was unsecured and not repaid as of August 31, 2006, or subsequently, we had the alternative option of collateralizing the loan with common stock of Reven or applying it towards an interest in an application that Reven was developing.

Reven has not provided us with any financial information, nor has it guaranteed the loan. Therefore, we decided to impair the full amount of the loan as of August 31, 2006, based on the present inability of Reven to repay it, or provide sufficient information with which to evaluate its collectibility or eventual recoverability.


NOTE 13 - SUBSEQUENT EVENTS

Consulting Agreement - Related Party

A consulting agreement between Prosper and Dulcin which was renewed on September 1, 2006, includes but is not limited to, payment for services in the amount of $4,000 per month, reimbursement for all reasonable

DULCIN IZMIR CORPORATION
(A Development Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

expenses, and shall be in effect for another year. This agreement can be terminated by Dulcin, with a 30 day notice.

Amendment to Memorandum of Understanding with Fairgrief

On September 8, 2006, the parties signed an amendment to its MOU as further described in Note 5. In addition to the previously noted points, the new agreement includes a provision to pay the president of Dulcin a salary equal to two-thirds of Fairgrief's salary at any phase. Upon execution of the amended agreement, we shall own 53% and Fairgrief shall own 48% of shares issued (this is equal to a 1% change for each party). The remaining investment requirements and phases remain in force. The amendment also has provisions that Fairgrief will transfer to Lifespan all rights and interests in the planned treatment program, and that the agreement can be terminated by either party before the date of a definitive agreement, and if terminated by Fairgrief, all monies invested by Dulcin shall be returned within three business days.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
    none

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $14,750 from Braverman International, P.C. for the 2006 and 2005 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Braverman International, P.C. for the 2006 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Braverman International, P.C. during fiscal 2006. The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Braverman International, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    December 11, 2006

Dulcin Izmir Corporation

/s/ Maria Camila Maz
- ------------------------------
By: Maria Camila Maz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

By: /s/Maria Camila Maz                      Dated:  December 11, 2006
    Director, Chief Executive Officer
    Controller, Chief Financial Officer
    Director



               302 CERTIFICATION

I, Maria Camila Maz, certify that:

         1. I have reviewed the annual report on Form 10-KSB of Dulcin Izmir Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: December 11, 2006            /s/Maria Camila Maz
                                   ----------------------------
                                   Maria Camila Maz
                                   Chief Executive Officer
                                   Chief Financial Officer





                             CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned officer of Dulcin Izmir Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-KSB for the year ended August 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                 /s/Maria Camila Maz
                                 ----------------------
                                 Maria Camila Maz
                                 Chief Executive Officer
                                 Chief Financial Officer

December 11, 2006