Form 10QSB
period 2006-11-30
DULCIN IZMIR CORP
filed 2007-02-13
CIK 1344909

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended November 30, 2006

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

The number of outstanding shares of the registrant's common stock, November 30, 2006: Common Stock - 12,145,000

Part I   Financial Information                                  Page

  Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheets
     November 30, 2006 (unaudited) and August 31, 2006            3

    Unaudited Condensed Consolidated Statements of Operations
     for the three months ended November 30, 2006, and
     cumulative from inception on April 11, 2005 through
     November 30, 2006                                            4

    Unaudited Condensed Consolidated Statements of Cash
     Flows for the three months ended November 30, 2006,
     from April 11, 2005 (inception) to November 30, 2006         5

  Notes to Consolidated Financial Statements (unaudited)          6


 Item 2.  Plan of operation                                       8

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                             November 30,    August 31,
                                                 2006         2006
                                              ----------   ----------
                                              (unaudited)

                        ASSETS
                        ------
Current Assets
  Cash                                        $   12,271   $   25,334
  Prepaid rent                                       900          900
  Deposit - rent                                     963          963
                                              ----------   ----------
    Total Current Assets                          14,134       27,197

Office furniture and equipment,
  net of depreciation                              4,673        1,675
                                              ----------   ----------
                                              $   18,808   $   28,871
                                              ==========   ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
  Accounts payable                            $    6,000   $    1,455
  Accounts payable - related party                 4,933        5,171
                                              ----------   ----------
    Total Current Liabilities                     10,933        6,626
                                              ----------   ----------


STOCKHOLDERS' EQUITY
  Common stock, par value $.0001, 100,000,000
   shares authorized, 12,037,500 issued and
   outstanding-August 31, 2006, 12,145,000 issued
   and outstanding-November 30, 2006               1,215        1,204
  Paid in capital                                323,875      280,886
  (Deficit) accumulated during the
   development stage                            (317,215)    (259,844)
                                              ----------   ----------
    Total Stockholders' Equity                     7,874       22,245
                                              ----------   ----------
                                              $   18,808   $   28,871
                                              ==========   ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                                                               Cumulative
                                                                   from
                                  Three months ended,         April 11, 2005
                                       November 30,           (Inception) to
                                2006              2005       November 30, 2006
                              --------------------------   ---------------------
REVENUES                     $        -       $        -          $        -
                             ----------       ----------          ----------

EXPENSES
  General and administrative
    Consulting Fees              30,000           12,000              91,100
    Depreciation                    218                -                 218
    Legal fees                    1,050           20,323              15,591
    Stock registration costs          -                -              10,294
    Other                        26,103           22,646              87,260
Research & Development                -           51,878              62,752
Impairment loss                       -                -              50,000
                             ----------       ----------          ----------
Total expenses                   57,371          106,847             317,215
                             ----------       ----------          ----------

NET (LOSS) FROM CONTINUING
  OPERATIONS                 $  (57,371)      $ (106,847)         $ (317,215)
                             ==========       ==========          ==========

BASIC NET (LOSS) PER SHARE            *       $    (0.01)
                             ==========       ==========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                 12,109,167       11,880,000
                             ==========       ==========

*  less than $(.01) per share





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                                     Cumulative from
                                               Three months ended,    April 11, 2005
                                                  November 30,        (Inception) to
                                               2006           2005   November 30, 2006
                                               -------------------   -----------------
OPERATING ACTIVITIES
  Net (loss)                               $ (57,371)     $  (106,847)  $ (317,215)
  Adjustments to reconcile net (loss)
   to net cash provided (used) by operating
     activities:
    Common Stock issued for services                -               -          600
    Contributions to capital                        -           1,750        4,489
    Depreciation                                  218               -          218
  Changes in operating assets and liabilities:
    Increase/(decrease) in accounts payable
      -related party                             (238)          3,498        4,933
    Increase in accounts payable                4,545          19,670        6,000
    (Increase) in deposit-rent                      -               -         (963)
    (Increase) in prepaid rent                      -               -         (900)
                                           ----------      ----------   ----------
  Total adjustments                             4,525          24,917       14,377
                                           ----------      ----------   ----------
      NET CASH (USED) BY OPERATING
        ACTIVITIES                            (52,846)        (81,929)    (302,838)
                                           ----------      ----------   ----------
INVESTING ACTIVITIES
  (Increase) in equipment                        (700)              -       (2,375)
  (Increase) in office furniture               (2,516)              -       (2,516)
   Decrease in advances                             -           4,005            -
                                           ----------      ----------   ----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                             (3,216)          4,005       (4,891)
                                           ----------      ----------   ----------
FINANCING ACTIVITIES
  Decrease in advances-related party                -           3,816            -
  Proceeds from sale of common stock,
   net of offering costs in 2005               43,000         221,800      320,000
                                           ----------      ----------   ----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                             43,000         225,616      320,000
                                           ----------      ----------   ----------
      NET INCREASE/(DECREASE) IN CASH         (13,062)        147,691       12,271
      CASH, BEGINNING OF PERIOD                25,334          19,772            -
                                           ----------      ----------   ----------
      CASH, END OF PERIOD                  $   12,271      $  167,463   $   12,271
                                           ==========      ==========   ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DULCIN IZMIR COPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of November 30, 2006 and the results of its operations and cash flows for the three months ended November 30, 2006 have been made. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended
August 31, 2006.


NOTE 2 - GOING CONCERN

Our unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception. Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and/or to achieve profitable operations. Management's plan is to initially pursue the sale of equity securities and eventually to provide the services contemplated by the incorporation of Lifespan. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 3 - SALE OF COMMON STOCK

Commencing in October 2006, we sold 107,500 shares of common stock at $.40 per share pursuant to form SB-2. Gross proceeds totaled $43,000, all of which was received by October 31, 2006.


NOTE 4 - EQUIPMENT AND DEPRECIATION

We purchased office furniture totaling $2,515, and an upgrade to our phone system in the amount of $700, in the current quarter ended November 30, 2006. We also commenced depreciation of our assets in the current quarter using the straight line method. We estimate that the phone system and the office furniture will have a five year useful life. The current period ending November 30, 2006 has depreciation expense totaling $218, consisting of office furniture of $105, and office equipment of $113.


NOTE 4 - RESEARCH AND DEVELOPMENT

Research and development costs were nil in the quarter ending November 30, 2006. This reduction is considered temporary while the Company redirects and redefines its strategic plan.


NOTE 5 - AMENDMENT TO MEMORANDUM OF UNDERSTANDING WITH
                   FAIRGRIEF

On September 8, 2006, the parties signed an amendment to its MOU dated, August 22, 2006. Upon execution of the amended agreement, we shall own 53% and Fairgrief shall own 47% of shares issued (this is equal to a 1% change for each party). The remaining investment requirements and phases remain in force, however, several of the provisions therein have been extended to April 15, 2007. Included in this extension are the due dates for the definitive agreement and the first stage of financing for Lifespan. The amendment also has provisions that Fairgrief will transfer to Lifespan all rights and interests in the planned treatment program, and that the agreement can be terminated by either party before the date of a definitive agreement, and if terminated by Fairgrief, all monies invested by Dulcin shall be returned within three business days.

The above amended MOU contained a provision, previously discussed in the Form 10-KSB subsequent events footnote as of August 31, 2006, that the president of Lifespan Bioscience was to receive a salary equal to two-thirds of the compensation to be paid to the consultant, Fairgrief. That provision is now being corrected to provide that the salary to be paid to the president was to be paid by the president's company, Prosper Financial, not Lifepsan Bioscience.


NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Party

As of November 30, 2006, Prosper Financial, Inc. (Prosper), a corporation owned by the president of the Company who owns the majority of the outstanding common stock of the Company was owed $4,000, which has been reflected in accounts payable - related party in the accompany unaudited condensed consolidated balance sheet. In addition to the amount already mentioned the balance of accounts payable - related party also includes $933 for accrued payroll to the president, outstanding since year ending August 31, 2005. Prosper was paid $9,693 during the current quarter ending November 30, 2006 for management services and $4,237 for the prior year.

Consulting Agreement - Related Party

A consulting agreement between Prosper and Dulcin which was renewed on September 1, 2006, includes but is not limited to, payment for services in the amount of $4,000 per month, reimbursement for all reasonable expenses, and shall be in effect for another year. This agreement can be terminated by Dulcin, with a 30 day notice.

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

On September 8, 2006, Dulcin signed an amendment to its Memorandum of Understanding with Kevin Fairgrief dated August 22, 2006. Upon execution of the amended agreement, we shall own 53% and Fairgrief shall own 47% of shares issued (this is equal to a 1% change for each party). The remaining investment requirements and phases remain in force, however, several of the provisions therein have been extended to April 15, 2007. Included in this extension are the due dates for the definitive agreement and the first stage of financing for Lifespan. The amendment also has provisions that Fairgrief will transfer to Lifespan all rights and interests in the planned treatment program, and that the agreement can be terminated by either party before the date of a definitive agreement, and if terminated by Fairgrief, all monies invested by Dulcin shall be returned within three business days.

The above amended Memorandum of Understanding contained a provision, previously discussed in the Form 10-KSB subsequent events footnote as of August 31, 2006, that the president of Lifespan Bioscience was to receive a salary equal to two-thirds of the compensation to be paid to the consultant, Fairgrief. That provision is now being corrected to provide that the salary to be paid to the president was to be paid by the president's company, Prosper Financial, not Lifepsan Bioscience.

Financing Activities.

For the three months ended November 30, 2006, Dulcin Izmir received proceeds from the sale of common stock, net of offering costs in 2005, of $43,000. As a result, Dulcin Izmir had net cash provided by financing activities of $43,000 for the three months ended November 30, 2006.

For the three months ended November 30, 2005, Dulcin Izmir had a decrease in advances-related party of $3,816 and received proceeds from the sale of common stock, net of offering costs in 2005, of $221,800. As a result, Dulcin Izmir had net cash provided by financing activities of $225,616 for the three months ended November 30, 2005.

Investing Activities.

For the three months ended November 30, 2006, Dulcin Izmir had an increase in equipment of $700 and an increase in office furniture of $2,516 resulting in net cash used by investing activities of $3,216.

For the three months ended November 30, 2005, Dulcin Izmir had a decrease in advances of $4,005 resulting in net cash provided by investing activities of $4,005.

Results of Operations.

For the three months ended November 30, 2006, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $57,371 including operating expenses relating to normal business operations of $26,103, consulting fees of $30,000, depreciation of $218 and legal fees of $1,050.

Comparatively, for the three months ended November 30, 2005, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $54,969 including operating expenses relating to normal business operations of $22,646, consulting fees of $12,000, and legal fees of $20,323. Research and development costs of $51,878 were directly attributable to the activities of Blue Sky.

The increase in consulting fees and the decrease in legal fees were related to the completion of the public offering and the payment of outstanding consulting costs related to the offering. The decrease in research and development costs were due to the costs associated with the operations of Dulcin Izmir while Blue Sky was consolidated with it.

Plan of Operation. Our ability to continue in existence is dependent on our ability to develop additional sources of capital and complete the following:

Milestones:                          Steps                     Timeline
1. Develop additional        Prepare Business Plan            6 months
   sources of capital

Going Concern. Our unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception. Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and/or to achieve profitable operations. Management's plan is to initially pursue the sale of equity securities and eventually to provide the services contemplated by the incorporation of Lifespan.

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

Changes in Internal Controls.  None

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.

Commencing in October 2006, we sold 107,500 shares of common stock at $.40 per share pursuant to form SB-2. Gross proceeds totaled $43,000, all of which was received by October 31, 2006.

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information. not applicable


Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K. On October 12, 2006, Dulcin Izmir filed a Form 8-K, Item 8.01 Other Events relating to its termination of further negotiations related to the Memorandum of Understanding with Deleo Ltd. Additionally, the Form 8-K discussed the Memorandum of Understanding with Kevin Fairgrief wherein Dulcin Izmir will incorporate and fund a subsidiary named Lifespan Health Sciences Inc. Fairgrief transferred all of his rights, interest and knowledge in his treatment program for numerous human diseases and conditions to Lifespan in exchange for 11,000,000 shares of Lifespan. Dulcin Izmir will fund Lifespan specifically to have Fairgrief's treatment programs implemented on a large scale.

(b)   Exhibits.    none


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 13, 2007

Dulcin Izmir Corporation

/s/Maria Camila Maz
------------------------------
By: Maria Camila Maz, President/CEO