Form 10QSB
period 2007-02-28
DULCIN IZMIR CORP
filed 2007-04-24
CIK 1344909

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended February 28, 2007

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

(305) 586-4167
--------------------
(Registrant's telephone number, including area code)


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

The number of outstanding shares of the registrant's common stock, February 28, 2007: Common Stock - 12,145,000

Part I   Financial Information                                   Page

  Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheets
     February 28, 2007 (unaudited) and August 31, 2006            3

    Unaudited Condensed Consolidated Statements of Operations
     for the three and six months ended February 28, 2007 and
     2006, and cumulative from inception on April 11, 2005 through
     February 28, 2007                                            4

    Unaudited Condensed Consolidated Statements of Cash
     Flows for the three and six months ended February 28, 2007,
     from April 11, 2005 (inception) to February 28, 2007         5

  Notes to Consolidated Financial Statements (unaudited)          6


 Item 2.  Plan of operation                                       8

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                             February 28,    August 31,
                                                 2007         2006
                                              ----------   ----------
                                              (unaudited)

                        ASSETS
                        ------
Current Assets
  Cash                                        $    1,180   $   25,334
  Prepaid rent                                       900          900
  Deposit - rent                                     963          963
                                              ----------   ----------
    Total Current Assets                           3,043       27,197

Office furniture and equipment,
  net of depreciation                              4,429        1,675
                                              ----------   ----------
                                              $    7,472   $   28,871
                                              ==========   ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
  Accounts payable                            $    6,000   $    1,455
  Accounts payable - related party                 4,933        5,171
                                              ----------   ----------
    Total Current Liabilities                     10,933        6,626
                                              ----------   ----------


STOCKHOLDERS' EQUITY
  Common stock, par value $.0001, 100,000,000
   shares authorized, 12,037,500 issued and
   outstanding-August 31, 2006, 12,145,000 issued
   and outstanding-February 28, 2007               1,215        1,204
  Paid in capital                                323,875      280,886
  (Deficit) accumulated during the
   development stage                            (366,457)    (259,844)
                                              ----------   ----------
    Total Stockholders' Equity                   (41,367)       22,245
                                              ----------   ----------
                                              $    7,472   $   28,871
                                              ==========   ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                        Cumulative
                                                                           from
                          For the three months   For the six months   April 11, 2006
                             February 28,           February 28,      (Inception) to
                           2007         2006     2007         2006   February 28, 2007
                          ------       ------   ------       ------  -----------------
Revenue                 $       -   $       -   $       -   $       -     $       -
                        ---------   ---------   ---------   ---------     ---------
Expenses
  General and
    administrative
   Consulting fees         30,000      12,500      60,000      24,500       121,100
   Legal fees               3,090       2,223       4,140      22,546        18,681
   Stock registration
     Costs                      -           -           -           -        10,294
   Other                   15,907      13,837      42,010      36,483       103,167
Research & development          -      13,005           -      64,883        62,752
Depreciation                  244           -         462           -           462
Impairment loss                 -           -           -           -        50,000
                        ---------   ---------   ---------   ---------     ---------
Total expenses             49,242      41,565     106,613     148,413       366,457
                        ---------   ---------   ---------   ---------     ---------

NET(LOSS) FROM
  CONTINIUNG OPERATIONS   (49,242)    (41,565)   (106,613)   (148,413)     (366,457)
                        =========   =========   =========   =========     =========
BASIC NET (LOSS) PER
   SHARE:                       *           *  $   (0.01)  $   (0.01)
                        =========   =========   =========   =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING:         12,145,000  12,000,000  12,127,083  11,940,000
                       ==========  ==========  ==========  ==========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DULCIN IZMIR CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             UNAUDITED

                                                                       Cumulative from
                                            For the six months ended,   April 11, 2005
                                                  February 28,        (Inception) to
                                               2007           2005    February 28, 2007
                                               -------------------     -----------------
OPERATING ACTIVITIES
  Net (loss)                               $ (106,613)     $  (148,413)  $ (366,457)
  Adjustments to reconcile net (loss)
   to net cash provided (used) by operating
     activities:
    Common Stock issued for services                -               -          600
    Contributions to capital                        -           1,750        4,489
    Depreciation                                  218               -          218
  Changes in operating assets and liabilities:
    Increase/(decrease) in accounts payable
      -related party                           12,729           4,824       17,900
    Increase in accounts payable               24,484          33,238       25,939
    (Increase) in deposit-rent                      -               -         (963)
    (Increase) in prepaid rent                      -               -         (900)
                                           ----------      ----------   ----------
  Total adjustments                            37,431          39,811       47,283
                                           ----------      ----------   ----------
      NET CASH (USED) BY OPERATING
        ACTIVITIES                            (69,182)       (108,601)    (319,174)
                                           ----------      ----------   ----------
INVESTING ACTIVITIES
  (Increase) in equipment                        (582)              -       (2,257)
  (Increase) in office furniture               (2,390)              -       (2,390)
   Decrease in advances                             -           4,005            -
                                           ----------      ----------   ----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                             (2,971)          4,005       (4,646)
                                           ----------      ----------   ----------
FINANCING ACTIVITIES
  Increase in note payable - related party      5,000               -        5,000
  Decrease in advances-related party                -           3,816            -
  Proceeds from sale of common stock,
    Net of offering costs in 2005              43,000         218,556       320,000
                                           ----------      ----------   ----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                             48,000         222,372      325,000
                                           ----------      ----------   ----------
      NET INCREASE/(DECREASE) IN CASH         (24,153)        117,777        1,180
      CASH, BEGINNING OF PERIOD                25,334          19,772            -
                                           ----------      ----------   ----------
      CASH, END OF PERIOD                  $    1,180      $  137,549   $    1,180
                                           ==========      ==========   ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DULCIN IZMIR COPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of February 28, 2007 and the results of its operations and cash flows for the three and six months ended February 28, 2007 have been made. Operating results for the three and six months ended February 28,, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended
August 31, 2006.


NOTE 2 - GOING CONCERN

Our unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception and have a deficit in stockholder's equity. Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and/or to achieve profitable operations. Management's plan is to initially pursue the sale of equity securities and eventually to provide the services contemplated by the incorporation of Lifespan. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 3 - RESEARCH AND DEVELOPMENT

Since the formation of Lifespan, Inc, we anticipate incurring research and development costs. In the current quarter ending February 28, 2007 our costs were nil. This level of costs is considered temporary while the Company redirects and redefines its strategic plan.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Party

As of February 28, 2007, Prosper Financial, Inc. (Prosper), a corporation owned by the president of the Company, who owns the majority of the outstanding common stock of the Company, was owed $16,966, comprising substantially of its $4,000 per month management fee. Prosper was paid during the quarters ended February 28, 2007 and 2006, nil and $12,566, respectively.

Note Payable - Related Party

On February 16, 2007, a shareholder loaned us on an unsecured, demand basis, without interest, $5,000.

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

Financing Activities.

For the six months ended February 28, 2007, Dulcin Izmir had an increase in note payable-related party of $5,000 and proceeds from the sale of common stock, net of offering costs in a private placement offering of $43,000. As a result, Dulcin Izmir had net cash provided by financing activities of $48,000 for the six months ended February 28, 2007.

For the six months ended February 28, 2006, Dulcin Izmir had a decrease in advances -related party of $3,816 and proceeds from the sale of common stock, net of offering costs in a private placement offering of $218,556. As a result, Dulcin Izmir had net cash provided by financing activities of $222,372 for the six months ended February 28, 2006.

Investing Activities.

For the six months ended February 28, 2007, Dulcin Izmir had an increase in equipment of $582 and an increase in office furniture resulting in net cash used by investing activities of $2,971.


For the six months ended February 28, 2006, Dulcin Izmir had a decrease in advances of $4,005 resulting in net cash provided by investing activities of $4,005.

Results of Operations.

For the three months ended February 28, 2007, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $49,242. These expenses included operating expenses relating to normal business operations, consulting fees of $30,000, legal fees of $3,090 and other expenses of $15,907.

For the three months ended February 28, 2006, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $41,566. These expenses included operating expenses relating to normal business operations, consulting fees of $12,500, legal fees of $2,223, other expenses of $13,837 and research and development costs of $13,005.

For the six months ended February 28, 2007, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $106,613. These expenses included operating expenses relating to normal business operations, consulting fees of $60,000, legal fees of $4,140 relating to its patents costs and research and development costs of $42,010. Research and development costs were only $462 for the six months ended February 28, 2007. These minimal research and development costs are considered temporary while Dulcin Izmir redirects and redefines its strategic plan.

For the six months ended February 28, 2006, Dulcin Izmir did not receive any revenues and incurred general and administrative expenses of $148,413. These expenses included operating expenses relating to normal business operations, consulting fees of $24,500, legal fees of $22,546 relating to its patents costs and research and development costs of $64,883. Research and development costs were substantially reduced in the quarter ending February 28, 2006. This reduction is considered temporary while Dulcin Izmir redirects and redefines its strategic plan. However, Dulcin Izmir has continued to record the consulting compensation under a consulting agreement for research and development of approximately $13,005, for the current quarter.

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

Item 2. Changes in Securities and Use of Proceeds.
        Not applicable

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

Dated:  April 24, 2007

Dulcin Izmir Corporation

/s/Maria Camila Maz
------------------------------
By: Maria Camila Maz, President/CEO